Form 10KSB
period 1996-06-30
SDT HOLDING CORP
filed 1996-08-26
CIK 927652

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                              FORM 10-KSB

      (Mark One)
      [X] Annual Report Pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934

      [ ] Transitional Report Under Section 13 or 15(d) of the
                   Securities Exchange Act of 1934

                  For the fiscal year ended June 30, 1996

                       Commission File No. 0-24590

                          SDT HOLDING CORPORATION
              (Name of small business issuer in its charter)

   Colorado                                     84-1275559
(State or other jurisdiction of                (I.R.S. Employer
Incorporation or Organization)               Identification Number

                             2851 S. Parker Road
                                  Suite 720
                            Aurora, Colorado 80014
                               (303) 671-8920
  (Address, including zip code and telephone number, including area code, of registrant's executive offices)

    Securities registered under Section 12(b) of the Exchange Act:
                                     none

  Securities registered under to Section 12(g) of the Exchange Act:
                                  Common Stock
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                             Yes  X   No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. x

Issuer's revenues for its most recent fiscal year: $ -0-
                    (Continued on Following Page)

State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of June 30, 1996: $0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 1996 there were 500,000 shares of the Company's common stock issued and outstanding.

Documents Incorporated by Reference: None

               This Form 10-KSB consists of 24 pages.
                There are no Exhibits to this Report.

                          TABLE OF CONTENTS

                      FORM 10-KSB ANNUAL REPORT

                              SDT HOLDING CORPORATION


                                                            PAGE

Facing Page
Index
PART I
Item 1.    Description of Business.....................        4
Item 2.    Description of Property.....................        5
Item 3.    Legal Proceedings...........................        6
Item 4.    Submission of Matters to a Vote of
             Security Holders........................          6

PART II
Item 5.    Market for the Registrant's Common Equity
             and Related Stockholder Matters.........          6
Item 6.    Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations..............................          6
Item 7     Financial Statements........................        7
Item 8.    Changes in and Disagreements on Accounting
             and Financial Disclosure................         17


PART III
Item 9.    Directors, Executive Officers, Promoters
             and Control Persons, Compliance with
             Section 16(a) of the Exchange Act...........     17
Item 10.   Executive Compensation......................       19
Item 11.   Security Ownership of Certain Beneficial
             Owners and Management...................         20
Item 12.   Certain Relationships and Related
             Transactions............................         20

PART IV
Item 13.   Exhibits and Reports of Form 8-K............       21



SIGNATURES.............................................       22


                               PART I

ITEM 1. DESCRIPTION OF BUSINESS.

     SDT Holding Corporation (the "Company"), was incorporated on June 21, 1990 under the laws of the State of Colorado, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and has no operations to date. Other than issuing shares to its original shareholders, the Company never commenced any operational activities. As such, the Company can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

     The proposed business activities of the Company classify it as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan described herein. Relevant thereto, each shareholder of the Company has executed and delivered a "lock-up" letter agreement, affirming that they shall not sell their respective shares of the Company's common stock until such time as the Company has successfully consummated a merger or acquisition and the Company is no longer classified as a "blank check" company. In order to provide further assurances that no trading will occur in the Company's securities until a merger or acquisition has been consummated, each shareholder has agreed to place their respective stock certificate with the Company's legal counsel, who will not release these respective certificates until such time as legal counsel has confirmed that a merger or acquisition has been successfully consummated. However, while management believes that the procedures established to preclude any sale of the Company's securities prior to closing of a merger or acquisition will be sufficient, there can be no assurances that the procedures established relevant herein will unequivocally limit any shareholder's ability to sell their respective securities before such closing.

     In June 1995, the Company entered into two (2) separate letters of intent with Lectin BioPharma, Inc. ("LBI"), a privately held Delaware corporation and Emerald Sea Investments S.A., a corporation organized pursuant to the laws of the British Virgin Islands, ("Emerald"), whereby the Company agreed in principle to acquire all of the issued and outstanding shares of LBI, in exchange for issuance by the Company of previously unissued "restricted" common stock. The Emerald letter of intent provided for Emerald to assign to SDT all of its right, title and interest in certain Promissory Notes in the approximate aggregate balance of $1,842,500 (including approximately $80,000 owed to a third party), issued by LBI in favor of Emerald. In exchange therefor, SDT was to issue shares of SDT Convertible Preferred Stock, each preferred share convertible into one share of SDT common stock and warrants to purchase shares of SDT common stock, each warrant exercisable to purchase one share of common stock at an exercise price of $5.00 per warrant. However, in January 1996, the Company's Board of Directors provided notice to both LBI and Emerald advising of the Company's termination of these proposed transactions due to the failure of LBI to proceed to closing and the inability of LBI to provide audited financial statements which conformed to prior representations made by LBI concerning its financial condition.

     Management has continued to review prospective merger or acquisition candidates during the past fiscal year, but as of the date of this report, there is no agreement between the Company and any third party providing for the Company to merge or acquire any assets.

     Also, on March 21, 1996, the Company's former Secretary, Teresa Abramson, tendered her resignation due to personal matters unrelated to the business of the Company. On said date, the Board of Directors appointed Darlene D. Kell to replace Ms. Abramson as Secretary.

Employees

     During the fiscal year ended June 30, 1996, the Company had two nonsalaried employees: Its President, Andrew I. Telsey and its Secretary, Darlene D. Kell. See Item 9, Directors, Executive
Officers, Promoters and Control Persons.

ITEM 2.  DESCRIPTION OF PROPERTY

     Facilities. The Company operates from its offices at 2851 S. Parker Road, Suite 720, Aurora, Colorado 80014. This space is provided to the Company on a rent free basis by Andrew I. Telsey, an officer and director of the Company and it is anticipated that this arrangement will remain until such time as the Company successfully consummates a merger or acquisition. See "Financial Statements." The Company reimburses the President for any out-of-pocket costs incurred by the President on behalf of the Company, such as long distance telephone toll charges, office supplies and small, miscellaneous expenses, provided that sufficient funds for
the same are available.   As of the date of this report, the
Company has no funds available to reimburse any person for expenses. However, the President of the Company continues to advance any necessary costs.

     Other Property.  The Company owns no other property.

ITEM 3.   LEGAL PROCEEDINGS

     There are no material legal proceedings which are pending or have been threatened against the Company of which management is aware.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


             PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
SHAREHOLDER MATTERS

     (a) Market Information. There is presently no trading market for the common or preferred equity of the Company.

     (b) Holders.  There are eleven (11) holders of the Company's
Common Stock.

     As of the date of this report all 500,000 shares of the Company's Common Stock are eligible for sale under Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain limitations included in said Rule. In general, under Rule 144, a person (or persons whose shares are aggregated), who has satisfied a two year holding period, under certain circumstances, may sell within any three-month period a number of shares which does not exceed the greater of one percent of the then outstanding Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a three-year holding period and who is not, and has not been for the preceding three months, an affiliate of the Company.

     (c) Dividends.

     (1) The Company has not paid any dividends on its Common
Stock. The Company does not foresee that the Company will have the ability to pay a dividend on its Common Stock in the fiscal year ended June 30, 1996.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     (a) Plan of Operation.

     The Company intends to seek to acquire assets or shares of an entity actively engaged in business, in exchange for its securities. Relevant thereto, in June 1995, the Company entered into a letter of intent with Lectin BioPharma, Inc., a Delaware corporation, wherein the Company and LBI agreed, in principle and subject to the fulfillment of certain conditions, to acquire all of the issued and outstanding shares of LBI in exchange for issuance of the Company's common stock. However, in January 1996, the Company terminated this proposed transaction due to the failure of LBI to take actions necessary to close the proposed transaction, as well as the inability of LBI to provide audited financial statements in conformity with representations previously made by LBI concerning its financial condition. See Item 1, "Description of Business" above, for a more detailed description of this proposed transaction and matters related thereto.

     As of the date of this report, management of the Company has had preliminary discussions with other potential merger or acquisition candidates, but there is no definitive agreement between the Company and any third party relevant thereto. In the event the Company does enter into an agreement with such a third party, the Board of Directors does intend to obtain certain assurances of value of the target entity assets prior to consummating such a transaction, with further assurances that an audited financial statement would be provided within sixty days after closing of such a transaction. Closing documents relative thereto will include representations that the value of the assets conveyed to or otherwise so transferred will not materially differ from the representations included in such closing documents, or the transaction will be voidable.

     The Company has no full time employees. The Company's President and Secretary have agreed to allocate a portion of their time to the activities of the Company, without compensation. These officers anticipate that the business plan of the Company can be implemented by their devoting approximately 20 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers. See "Item 9. Directors, Executive Officers, Promotors and Control Persons - Resumes."

     Because the Company presently has nominal overhead or other material financial obligations, management of the Company believes that the Company's short term cash requirements can be satisfied by management injecting whatever nominal amounts of cash into the Company to cover these incidental expenses. There are no assurances whatsoever that any additional cash will be made available to the Company through any means.

ITEM 7.  FINANCIAL STATEMENTS

                          SDT HOLDING CORPORATION


                            FINANCIAL STATEMENTS

                                    with

                         Independent Auditors' Report

                For the Fiscal Years Ended June 30, 1996 and 1995
                And the Cumulative Period June 21, 1990 (Inception)
                              through June 30, 1996


                            SDT HOLDING CORPORATION


                                TABLE OF CONTENTS


                                                               Page
Independent Auditors' Report                                     1

Financial Statements

     Balance Sheet                                               2

     Statement of Operations                                     3

     Statement of Shareholders' Equity                           4

     Statement of Cash Flows                                     5

     Notes to Financial Statements                             6-7


                    KISH, LEAKE & ASSOCIATES, P.C.
                     Certified Public Accountants

J.D. Kish, C.P.A., M.B.A.         7901 E. Belleview Ave., Suite 220
James D. Leake, C.P.A., M.T.              Englewood, Colorado 80111
                                           Telephone (303) 779-5006
Arleen R. Brogan, C.P.A.                   Facsimile (303) 779-5724



                     Independent Auditor's Report

We have audited the accompanying balance sheet of SDT Holding Corporation, (a Development Stage Company), as of June 30, 1996, and the related statements of income, shareholders' equity, and cash flows for the fiscal years ended June 30, 1996 and 1995 and the cumulative period June 21, 1990 (Inception) through June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SDT Holding Corporation at June 30, 1996 and the results of its operations and its cash flows for the fiscal years ended June 30, 1996 and 1995 and the cumulative period June 21, 1990 (Inception) through June 30, 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise. The deficiency in working capital as of June 30, 1996 and the Company's operating loss since inception raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are described in Note 1. The financial statements do not include any adjustment that might result from the outcome of these uncertainties.


Kish, Leake & Associates, P.C.

Kish, Leake & Associates, P.C.
Certified Public Accountants
Englewood, Colorado
August 9, 1996

SDT Holding Corporation
(A Development Stage Company)
Balance Sheet
                                                             June
                                        NOTES              30, 1996
                                        _____              ________
ASSETS
0


LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
0

SHAREHOLDERS' EQUITY                     1,2
Common Stock, No Par Value;
Authorized 100,000,000 Shares;
Issued And Outstanding
500,000 Shares                                                  500

Preferred Stock, No Par Value;
Authorized 2,000,000 Shares; Issued
And Outstanding 0 Shares
0

Capital Paid In Excess Of
Par Value Of Common Stock                                     1,250

Deficit Accumulated During
The Development Stage                                        -1,750

TOTAL SHAREHOLDERS' EQUITY
0

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY
0

          The Accompanying Notes Are An Integral Part Of These
Financial
Statements


SDT Holding Corporation
(A Development Stage Company)
Statement Of Operations
                                                             June

                                                           21, 1990

(Inception)
                                                           Through
                                         June      June      June
                              NOTES    30, 1996  30, 1995  30, 1996
                              _____    ________  ________  ________

Revenue                                       0         0
0

Expenses                                  1,250         0     1,750

Net (Loss)                               -1,250         0    -1,750

Net (Loss) Per
 Common Share                   1            -0         0        -0

Common Shares
 Outstanding                    2       500,000   500,000   500,000


          The Accompanying Notes Are An Integral Part Of These
Financial
Statements

                                 -3-

SDT Holding Corporation
(A Development Stage Company)
Statement Of Shareholders' Equity

Deficit

Accumulated
                              Number Of          Additional  During
The
                               Common    Common   Paid-In
Development
                       Notes    Shares    Stock    Capital
Stage      Total
                       _____   ________  _______  _________
__________  _______
Balance At
 June 21, 1990                       0        0         0
  0       0

Issuance Of
 Common Stock:          1,2

  June 21, 1990 For
  Expenses & Services
  @ $.001 Per Share            500,000      500
        500


Net (Loss)
- -500    -500

Balance At
 June 30, 1990, 1991,
 1992, 1993, 1994,
 & 1995                        500,000      500         0
- -500      -0

Additional Paid-In Capital                          1,250
      1,250

Net (Loss)
- -1,250  -1,250

Balance At
 June 30, 1996                 500,000      500     1,250
1,750       0

         The Accompanying Notes Are An Integral Part Of These
Financial
Statements

                                  -4-

SDT Holding Corporation
(A Development Stage Company)
Statement Of Cash Flow
                                                             June
                                                           21, 1990

(Inception)
                                                           Through
                                         June      June      June
                              NOTES    30, 1996  30, 1995  30, 1996
                              _____    ________  ________  ________

Net (Loss) Accumulated
 During The Development
 Stage                                   -1,250         0    -1,750

Cash Flows From Operations               -1,250         0    -1,750

Cash Flows From Financing
Activities:

Issuance Of Common Stock       1,2            0         0       500

Additional Paid in Capital                1,250         0
0

Cash Flows From Financing                 1,250         0       500

Net Increase In Cash                          0         0
0
Cash At Beginning Of Period                   0         0
0

Cash At End Of Period                         0         0
0

          The Accompanying Notes Are An Integral Part Of These
Financial
Statements

                                  -5-

SDT Holding Corporation
(A Development Stage Company)
Notes to Financial Statements
For the Fiscal Year Ended June 30, 1996

Note 1 - Organization and Summary of Significant Accounting
Policies

On June 21, 1990 SDT Holding Corporation (the Company) was incorporated under the laws of Colorado, for the purpose of engaging in selected mergers and acquisitions of public and private companies.

The Company has not engaged in any operations, generated any revenue or identified any merger or acquisition candidate which it is prepared to acquire through June 30, 1995 and as of the date of this report.

Income Taxes:

Due to the Company's net operating loss there are no income taxes currently due. Use of the tax benefit from the net operating loss carryforward may be reduced substantially due to inability to obtain financing to commence operations. (See Note 5 - Income Taxes.)

Net (Loss) Per Common Stock:

The net (loss) per common share is computed by dividing the net
(loss) for the period by the number of shares outstanding at June
30, 1996 and June 30, 1995.

Statement of Cash Flows:

For purposes of the Statement of Cash Flows, the Company considers demand deposits and all highly liquid-debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash paid during all periods presented for interest was $0. No income taxes were paid. There were $500 of noncash transactions during the periods presented. This represented the issuance of 500,000 of common stock in exchange for legal fees and expenses paid on behalf of the Company.

Note 2 - Capital Stock and Capital in Excess of Par Value

Common Stock:

The Company initially authorized 100,000,000 shares of no par value common stock and 2,000,000 shares of preferred stock.

On June 21, 1990, the Company issued 500,000 shares of common stock for services and expenses valued at $.001 per share. The Company has declared no dividends through June 30, 1996.

SDT Holding Corporation
(A Development Stage Company)
Notes to Financial Statements
For the Fiscal Year Ended June 30, 1996

Note 3 - Related Party Events

The Company maintains its principal offices in spaces provided by the Company's President on a rent free basis. The office is located at 2851 S. Parker Road, Suite 720, Aurora, Colorado 80014.


Note 4 - Subsequent Events

In June 1995, the Company entered into two (2) separate letters of intent with Lectin BioPharma, Inc. ("LBI"), a privately held Delaware corporation and Emerald Sea Investments S.A., a corporation organized pursuant to the laws of the British Virgin Islands, ("Emerald"), whereby the Company agreed in principle to acquire all of the issued and outstanding shares of LBI, in exchange for issuance by the Company of previously unissued "restricted" common stock. The Emerald letter of intent provided for Emerald to assign to SDT all of its right, title and interest in certain Promissory Notes in the approximate aggregate balance of $1,842,500 (including approximately $80,000 owed to a third party), issued by LBI in favor of Emerald. In exchange therefore, SDT was to issue shares of SDT Convertible Preferred Stock, each preferred share convertible into one share of SDT common stock and warrants to purchase shares of SDT common stock, each warrant exercisable to purchase one share of common stock at an exercise price of $5.00 per warrant. However, in January 1996, the Company's Board of Directors provided notice to both LBI and Emerald advising of the Company's termination of these proposed transactions due to the failure of LBI to proceed to closing and the inability of LBI to provide audited financial statements which conformed to prior representations made by LBI concerning its financial condition.

Management has continued to review prospective merger or acquisition candidates during the past fiscal year, but as of the date of this report, there is no agreement between the Company and any third party providing for the Company to merge or acquire any assets.

Note 5 - Income Taxes

At June 30, 1996, the Company had net operating loss carryforwards available for financial statement and Federal income tax purposes of approximately $1,750 which, if not used, will expire during the years 2006 and 2012.

The Company follows Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" (SFAS #109), which requires, among other things, an asset and liability approach to calculating deferred income taxes. As of June 30, 1996, the Company has a deferred tax asset of $350 for its net operating loss carryforward which has been fully reserved through a valuation allowance. The change in the valuation allowance for 1996 is $250.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

None

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS;  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Directors are elected for one-year terms or until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers continue in office at the pleasure of the Board of Directors.

     The Directors and Officers of the Company as of the date of this report are as follows:

Name                       Age           Position
Andrew I. Telsey           43            President, Director

R. Michel Perlmutter       48            Director

Brad A. Weiman             36            Director

Darlene D. Kell            50            Secretary


     All Directors of the Company will hold office until the next annual meeting of the shareholders and until successors have been elected and qualified. Officers of the Company are elected by the Board of Directors and hold office until their death or until they resign or are removed from office.

     There are no family relationships among the officers and directors. There is no arrangement or understanding between the Company (or any of its directors or officers) and any other person pursuant to which such person was or is to be selected as a director or officer.

     (b) Resumes:

     Andrew I. Telsey, President and a director. Mr. Telsey has held his positions with the Company since its inception. From 1984 through the present, Mr. Telsey has been employed by Andrew I. Telsey, P.C., Aurora, Colorado, a professional corporation engaged in the practice of law, emphasizing securities law, mergers, acquisitions and general business matters. This firm is also legal counsel to the Company. Mr. Telsey received a Juris Doctor degree from Syracuse University College of Law in 1979 and a Bachelor of Arts degree from Ithaca College in 1975. He devotes only such time as necessary to the business of the Company, which is not expected to exceed 20 hours per month.

     R. Michel Perlmutter, director. Mr. Perlmutter has held his position with the Company since its inception. From September 1988 through the present, Mr. Perlmutter has been the western sales representative based out of Aurora, Colorado, for Victory Wholesale Grocer's, a division of Brother's Trading Company, Inc., Dayton, Ohio. Mr. Perlmutter's principal responsibilities include wholesale sales of health and beauty products. Mr. Perlmutter devotes only such time as necessary to the business of the Company, which time is expected to be nominal.

     Brad A. Weiman, director. Mr. Weiman has held his position with the Company since its inception. Mr. Weiman is presently an owner, Senior Vice President and a director of Joseph Farber & Company, Inc., Denver, Colorado, a privately held Colorado corporation engaged in performing commercial and industrial real estate appraisals and investment analysis and valuations of shopping centers, regional malls, office buildings and other commercial tracts. With the exception of his positions as an owner and director, which positions he assumed in December 1990, he has been so employed as Senior Vice President since 1981. Mr. Weiman received a Bachelor of Science degree from the University of Denver
in 1982.   He devotes only such time as necessary to the business
of the Company, which time is expected to be nominal.

     Darlene D. Kell, Secretary. Ms. Kell has held her position with the Company since March 1996. Since September 1994, Ms. Kell has been employed as a paralegal and office manager for two attorneys located in Aurora, Colorado, including Mr. Telsey. Prior, from October 1993 to August 1994, Ms. Kell was employed as a paralegal/office manager for Wherry & Wherry, P.C., a law firm located in Denver, Colorado. From May 1993 to September 1993, Ms. Kell was self-employed, offering free-lance secretarial, paralegal and bookkeeping services in Denver, Colorado. Prior thereto, from January 1993 through May 1993, Ms. Kell was employed as a paralegal/office manager for A. Thomas Tenenbaum, P.C., Denver, Colorado and with Dihle & Co., P.C., Denver, Colorado, from July 1991 through December 1992. She devotes only such time as necessary to the business of the Company, which is not expected to exceed 10 hours per month.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and person who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. All of the aforesaid persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on review of the copies of such forms furnished to the Company, the Company believes that the Form 5 annual reports of the Company's officers, directors and holders of 10% or more of the outstanding shares of the Company, which are required to be filed within 45 days after the end of the Company's fiscal year, were timely filed. These reports reflected no changes in the securities holdings of any person.

ITEM 10.  EXECUTIVE COMPENSATION.

Remuneration

     The following table reflects all forms of compensation for services to the Company for the year ended June 30, 1996 of the chief executive officer of the Company.

                        SUMMARY COMPENSATION TABLE

                                             Long Term Compensation
                                          ____________________________

                   Annual Compensation          Awards         Payouts
                  _____________________   ____________________ _______
                                                    Securities
                                 Other                Under-             All
Name                             Annual   Restricted   lying            Other
and                               Compen-     Stock    Options/    LTIP  Compen-
Principal         Salary  Bonus  sation     Award(s)     SARs    Payouts  sation
Position    Year   ($)     ($)    ($)        ($)        (#)     ($)     ($)
__________  ____  ______  _____  ______    ________   _______   _______  ______
Andrew I.
Telsey,
President &       (1)(2)
Director    1996  $    0  $   0  $    0    $      0         0  $     0  $    0
_________________________

(1) Mr. Telsey did not receive any salary during the fiscal year ended June 30, 1996 from the Company.

(2) It is not anticipated that any executive officer of the Company will receive compensation exceeding $100,000 during 1996, except in the event the Company successfully consummates a business combination.

    The Company maintains a policy whereby the directors of the Company may be compensated for out of pocket expenses incurred by each of them in the performance of their relevant duties. The Company did not reimburse any director for such expenses during the fiscal year ended June 30, 1996.

    In addition to the cash compensation set forth above, the Company reimburses each executive officer for expenses incurred on behalf of the Company on an out-of-pocket basis. The Company cannot determine, without undue expense, the exact amount of such expense reimbursement. However, the Company believes that such reimbursements did not exceed, in the aggregate, $1,000 during fiscal year 1996.

    There are no bonus or incentive plans in effect, nor are there any understandings in place concerning additional compensation to the Company's officers.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

    (a) and (b) Security Ownership of Certain Beneficial Owners and Management.

    The table below lists the beneficial ownership of the Company's voting securities by each person known by the Company to be the beneficial owner of more than 5% of such securities, as well as by all directors and officers of the issuer. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

                Name and               Amount and
               Address of               Nature of
Title of       Beneficial              Beneficial       Percent of
Class             Owner                 Ownership         Class
________      ____________________     __________       __________
Common        Andrew I. Telsey            300,000            60%
              6198 S. Moline Ct.
              Englewood, CO 80111

Common        R. Michel Perlmutter         25,000             5%
              11757 E. Harvard Ave.
              Aurora, CO 80014

Common        Brad A. Weiman               25,000             5%
              821 17th St., Su 300
              Denver, CO 80202

Common        All Officers and            350,000            70%
              Directors as a
              Group (4 persons)

     The balance of the Company's outstanding Common Shares are held by 8 persons.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     There were no related party transactions which occurred during the past two years and which are required to be disclosed pursuant to the requirements included under Item 404 of Regulation SB.

                             PART IV

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

      3.1*   Certificate and Articles of Incorporation

      3.2*   Bylaws

      EX-27  Financial Data Schedule

*Filed with the Securities and Exchange Commission in the Exhibits to Form 10-SB, filed on July 27, 1994 and are incorporated by reference herein.

(b)   Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the last quarter of the fiscal year ended June 30, 1996.

                                SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 23, 1996.

                               SDT HOLDING CORPORATION
                               (Registrant)


                               By: s/Andrew I. Telsey
                                  Andrew I. Telsey, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 23, 1996.



s/Andrew I. Telsey
Andrew I. Telsey, Director


s/R. Michel Perlmutter
R. Michel Perlmutter, Director


s/Brad Weiman
Brad Weiman, Director

                       SDT HOLDING CORPORATION

            Exhibit Index to Annual Report on Form 10-KSB
               For the Fiscal Year Ended June 30, 1996


EXHIBITS

  EX-27    Financial Data Schedule