Form 10QSB
period 1996-09-30
SDT HOLDING CORP
filed 1996-11-14
CIK 927652

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 Form 10-QSB

                           Quarterly Report Under
                     the Securities Exchange Act of 1934

                   For Quarter Ended:  September 30, 1996

                      Commission File Number:  0-24590



                           SDT HOLDING CORPORATION
      (Exact name of small business issuer as specified in its charter)



                                  Colorado
       (State or other jurisdiction of incorporation or organization)

                                 84-1275559
                      (IRS Employer Identification No.)

                               1 Stoke Road
                                 Guildford
                              Surrey, England
                  (Address of principal executive offices)

                                  GU1 4HW
                                 (Zip Code)

                             011-44-1483-457-300
                         (Issuer's Telephone Number)

                       2851 South Parker Road, Suite 720
                            Aurora, Colorado  80014
             (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports),
and (2) has been subject to such filing requirements for the past 90 days:   Yes
__X__   No ____.

The number of shares of the registrant's only class of common stock issued and outstanding, as of September 30, 1996, was 500,000 shares.

                                   PART I


ITEM 1.   FINANCIAL STATEMENTS.

     The unaudited financial statements for the three month period ended September 30, 1996, are attached hereto.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

     The Company generated no revenues during the three month period ending September 30, 1996. Management of the Company anticipates that the Company will not generate any significant revenues until the Company accomplishes its business objective of merging with a nonaffiliated entity or acquiring assets from the same.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE.

ITEM 5.   OTHER INFORMATION - NONE.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K -

          (a)  Exhibits
               EX-27     Financial Data Schedule

          (b)  Reports on Form 8-K

          The Registrant filed a Form 8-K on September 19, 1996, reporting the execution of a letter of intent on September 19, 1996, with European Business Group Plc. ("EBG"), a privately held English corporation, whereby the Registrant agreed in principle to acquire all of the issued and outstanding shares of EBG in exchange for issuance by the Registrant of 18,000,000 previously unissued "restricted" common stock of the Registrant. A copy of the letter of intent with EBG was annexed to the Form 8-K as an Exhibit.

SDT HOLDING CORPORATION
(A Development Stage Company)
Unaudited
Balance Sheet
                                              Unaudited         Audited
                                             September 30       June 30
                                                 1996             1996
                                              _________       ___________
ASSETS

  Current Assets - Cash                       $       0       $         0
                                              _________       ___________
TOTAL ASSETS                                  $       0       $         0


LIABILITIES AND SHAREHOLDERS' EQUITY

  Liabilities                                 $       0       $         0

SHAREHOLDERS' EQUITY

  Common Stock, No Par Value;
  100,000,000 Shares Authorized,
  500,000 Issued and Outstanding at
  September 30, 1996, and June 30, 1996,
  respectively                                $     500       $       500

  Preferred Stock, No Par Value;
  2,000,000 Shares Authorized,
  No Shares Issued and Outstanding                    0                 0

  Capital Paid In Excess of
  Par Value of Common Stock                       1,250             1,250

  Deficit Accumulated During
    the Development Stage                        (1,750)           (1,750)
                                              _________       ___________
Total Shareholders' Equity                    $       0      $          0
                                              _________       ___________
TOTAL LIABILITIES
  AND SHAREHOLDERS' EQUITY                    $       0       $         0


SDT HOLDING CORPORATION
(A Development Stage Company)
Unaudited
Statement of Operations
                                 For the       For the      June 21, 1990
                              Three Months   Three Months    (Inception)
                                  Ended          Ended          Thru
                              September 30,  September 30,  September 30,
                                   1996          1995           1996
                              ____________   ____________   _____________
Income                        $          0   $          0   $           0

Expenses                                 0              0           1,750

Net (Loss) Accumulated
  During The Development
  Stage                       $          0   $          0  $       (1,750)


Net (Loss) Per Share          $     ($0.00)   $    ($0.00) $       ($0.00)

Common Shares
  Outstanding                      500,000        500,000         500,000


SDT HOLDING CORPORATION
(A Development Stage Company)
Unaudited
Cash Flow Statement
                                    For the        For the     June 21, 1990
                                  Three Months   Three Months    (Inception)
                                     Ended          Ended           Thru
                                  September 30,  September 30,  September 30,
                                      1996          1995            1996
                                 ____________   ____________   ______________
Cash Flows From
  Operating Activities:
    Net Profit (Loss)
     Accumulated During The
     Development Stage           $          0   $          0   $      (1,750)
    Amortization and
     Depreciation                           0              0               0
    Services Performed
     Not Paid by Cash                       0              0             500
                                 ____________   ____________   _____________
  Net Cash Flows
    From Operations                         0              0          (1,250)

Cash Flows From
  Financing Activities:
    Issuance of Common Stock                0              0               0

  Additional Paid in Capital                0              0           1,250
                                 ____________   ____________   _____________
  Net Cash Provided
    by Financing Activities                 0              0           1,250
                                 ____________   ____________   _____________

Net Increase (Decrease) in Cash             0              0               0

Cash At Beginning of Period                 0              0               0
                                 ____________   ____________   _____________
Cash At End of Period            $          0   $          0   $           0

Supplementary Disclosure of
  Cash Flow Information:

    Noncash Financing Activities:
      Common Stock Issued
      For Services               $         0    $         0   $         500


SDT HOLDING CORPORATION
(A Development Stage)
Unaudited
Statement of Shareholders' Equity

                                                           Deficit
                                                         Accumulated
                        Number of            Additional   During the
                          Shares     Common    Paid In   Development
                       Common Stock   Stock    Capital      Stage      Total
                       ____________  ______  __________  ___________  _______
Balance at
  June 21, 1990                   0  $    0  $        0  $        0   $     0

Issuance of Common Stock:
  June 21, 1990 - For
  Expenses and Services
  At $.001 Per Share        500,000  $  500           0           0       500

Net (Loss)                                                     (500)     (500)
                       ____________  ______  __________  ___________  _______
Balance at
  June 30, 1990, 1991
  1992, 1993, 1994,
  & 1995                    500,000     500           0        (500)        0

Additional Paid-In
  Capital                                         1,250                 1,250

Net (Loss)                                                   (1,250)   (1,250)
                       ____________  ______  __________  ___________  _______
Balance at
  June 30, 1996             500,000     500  $    1,250  $   (1,750)  $     0

Net (Loss)                                                        0         0
                       ____________  ______  __________  ___________   _______

Balance at
  September 30, 1996        500,000     500  $    1,250  $    (1,750)       0


                           SDT HOLDING CORPORATION

                        (A Development Stage Company)


                   NOTES TO UNAUDITED FINANCIAL STATEMENTS



NOTE 1.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended September 30, 1996 and 1995, and for the periods from inception at June 21, 1990 to September 30, 1996, (b) financial position at September 30, 1996, and June 30, 1996, and (c) the cash flows for the three months ended September 30, 1996 and 1995, and for the period from inception, June 21, 1990 (inception) to September 30, 1996, have been made.


NOTE 2.

The results for the three month period ended September 30, 1996, are not necessarily indicative of the results for the entire fiscal year ended June 30, 1997.

NOTE 3 - Subsequent Events.

On October 30, 1996, the Company consummated a share exchange transaction with European Business Group Plc. ("EBG"), a privately held English corporation, wherein it issued 18,000,000 "restricted" common shares of its authorized common stock in exchange for all of the issued and outstanding stock of EBG. As part of this transaction, the Company undertook a forward spit of its common stock whereby 8 shares of common stock were issued in exchange for 1 share of the issued and outstanding common stock of the Company and EBG became a wholly owned subsidiary of the Company. The 18,000,000 shares of the Company's stock issued to the shareholders of EBG in exchange for their shares represented approximately 82% of the Company's then outstanding common stock. The officers and directors of the Company resigned and new management was appointed consisting of principals of EBG.

EBG is a holding company for sixteen wholly owned subsidiary companies which are primarily engaged in two lines of business, including Container leasing and Information Boards. In its business of containerleasing, EBG enters into leasing arrangements with container owners, then leases these on a hire purchase basis to its clients. This business is carried out by EBG's wholly owned subsidiary company, Lupa Marine (UK) Limited. Information Boards are usually described as the City Information Board Concept. EBG owns the rights and the know-how to erect billboards with a combination of city maps and advertising in a number of states in the USA and for various territories in Europe. Specific areas, such as individual states in the US or designated areas/boroughs in the UK are sold to investors on a license payment basis.

In addition, EBG is actively seeking to invest in financial businesses in the UK and expect to expand their activities in this direction in the near future.

                                 SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SDT HOLDING CORPORATION
                              (Registrant)

                              Dated: November 14, 1996



                              By:  s/Carsten Iversen
                                   Carsten Iversen
                                   President

                           SDT HOLDING CORPORATION

              Exhibit Index to Quarterly Report on Form 10-QSB
                  For the Quarter Ended September 30, 1996

EXHIBITS                                                             Page No.

  EX-27   Financial Data Schedule . . . . . . . . . . . . . . . . . . . . .12