Form 10-Q
period 1996-12-31
SDT HOLDING CORP
filed 1997-05-02
CIK 927652

U.S. SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON D.C. 20549

                           FORM 10-Q

                     Quarterly Report Under
               the Securities Exchange Act of 1934

               For Quarter ended: December 31, 1996

                 Commission File Number:0-24590

                     SDT Holding Corporation
(Exact name of small business issuer as specified in its charter)

                            Colorado
  (State or other jurisdiction or incorporation or organization)

                           84-1275559
                (IRS Employer Identification No.)

                          1 Stoke Road
                           Guildford
                        Surrey, England
             (Address of principal executive offices)

                            GU1 4HW
                           (Zip Code)

                       +44 1483 458300
                  (Issuer's Telephone Number)

               2851 South Parker Road, Suite 720
                     Aurora, Colorado 80014
      (Former name, former address and former fiscal year,
                  if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements of the past 90 days:
Yes   ___X____, No________.

The number of shares of the registrant's only class of common stock issued and outstanding, as of December 31, 1996, was 22,000,000 shares.

                             PART 1

ITEM 1.     FINANCIAL STATEMENTS

The unaudited financial statements for the six month period ended December 31, 1996, and for the last quarter of 1995 are attached hereto. European Business Group (UK) Plc, the entity which engaged in the "reverse merger" with the Company effective October 31, 1996, was not formed until August 1995. As a result, comparison figures are not available from the years prior to that time.


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

SDT Holding Corporation (the "Company"), is a company incorporated pursuant to the laws of the State of Colorado on June 21, 1990.
The Company did not undertake any business activities relevant thereto and in October 1996, the Company successfully completed a "reverse merger" with European Business Group (UK) Plc, an English corporation ("EBG"). The Company's principal business activities are now within the leasing and billboard business. These businesses deal mainly with (i) hire-purchase agreements for marine sea containers, and (ii) license rights to billboards.

Overview

SDT Holding Corp. is a holding company which conducts it operations through its 100% owned UK subsidiary, EBG, which in turn operates through 15 wholly owned subsidiaries. The Company's business is as described in the Financial Statements under notes 1 and 2 and incorporated herein as if set forth.

EBG came into existence in August 1995 as a result of a merger between two independent businesses. Therefore comparison figures are not available for the periods prior to the merger.

The following financial information and discussion covers the results of the three month period from September 1, 1996 to December 31, 1996. The result of operations compares with a similar period for EBG prior to the reverse merger. As EBG had not prepared quarterly reports before October 1996, the comparative figures have been extracted from the accounting material available and are the only figures available.

Comparison of Results of Operations for the three months ended
December 31, 1996 and 1995

Revenues for the three months of October, November and December
1996 were in sterling 8,443,000.00, which is an increase of Pound/Sterling 768,000 compared to revenues for the similar period from 1995.

The result is an increase in revenues of 10% pre-tax for the three months ended December 31, 1996. The increase in net-profitability pre-tax is 14% and the net result after tax increased by 16%.

During the three month period between September 1, 1996 and December 31, 1996, cost of sales remained relatively constant. In 1996, cost of sales was Pound/Sterling 5,514 compared to Pound/Sterling 5,154 for the similar period in 1995, an increase of approximately 6.5%. Selling, general and administrative expenses increased from Pound/Sterling 543,000 for the three month period ended December 31, 1995 to Pound/Sterling 681,000 for the three months ended December 31, 1996, an increase of approximately 20% due to the addition of more staff and costs associated with a consolidation of management of the Company following the reverse merger. Management believes the Company's business will continue to expand and increase, but in management's opinion the administrative apparatus of the business is in place and it should not be necessary to increase staff substantially in the future as present staff should be able to cope with increasing demand.

Liquidity and Capital Resources

As of the date of this report, the Company finances its operation primarily from the annual proceeds and revenue of its business. At August 31, 1996, the Company had loans outstanding of Pound/Sterling 10 million in respect of the acquisition of subsidiary undertakings, including the following:

                                                    Pound/Sterling

     Loan for the purchase of Lupa Marine (UK) Ltd 7,800,000 Loan for the purchase of Industrial
           & Trade Consultants Ltd                      2,200,000
                                                      -----------
                                                       10,000,000
                                                      ===========
The original loan terms were:

The loan shall be repayable on demand and in any event not later than 3 years from the date of the loan agreement.

     Date of Agreements   Name of Lender           Amount of Loan
                                                   Pound/Sterling

     September 4, 1995    Holmes Finance Inc.         2,200,000
     September 4, 1995    Stiedl Foundation           7,800,000
                                                     -----------
                                                     10,000,000
                                                     ===========

Both lenders have stated that they will not seek repayment until such time as the Company has surplus cash available.

On December 4, 1996, an agreement was entered into with Northbridge Finance Ltd and Roseworth Financial Services Ltd whereby EBG assigned an amount of Pound/Sterling 1,410,000 due to EBG by Nadelar Business Corporation. As consideration for the assignment, EBG was released from its obligations under a loan agreement for Pound/Sterling 2 million.

Subsequent Events

On April 10, 1997, EBG entered into two loan agreements with London Trust Bank Plc acting as agent for a proposed syndicate of banks for Pound/Sterling 3 million and Pound/Sterling 5 million, respectively, for the purpose of refinancing its acquisition of ITC Ltd (Pound/Sterling 2.2 million - see above). The remainder is to be utilized for working capital purposes.

Management has considered future cash flow from existing and expected additional revenue and forecast that its obligations under the agreements can be met. The Pound/Sterling 3 million loan is to be repaid in eight equal quarterly installments after the drawdown date (expected to be on or about May 1, 1997).

The Pound/Sterling 5 million loan has similar terms but it is not expected to be utilized unless the right investment opportunity arises. As a result of these loans, the Company does not foresee at present any circumstances that would require it to raise any additional capital in the market over the next 12 months.

Trends

The sales of the Company's products, particularly Hire Purchase / Leasing products, have been on the increase over the past year and seems to continue to increase. At the same time, the UK businesses are operating in the billboard market and are presently exploring and developing opportunities for the billboard concept. The management is optimistic and believes that the turn-over related to the billboard licenses will increase in the future and be more dominant in the accounts where the hire-purchase/leasing business has been the prime income producer up to now. However, there can be no assurances that the Company's billboard licensing business will be profitable in the near future, or at all.

                  PART 11.  OTHER INFORMATION

ITEM 1.     Legal Proceedings - None

ITEM 2.     Changes in Securities - None

ITEM 3.     Defaults upon senior securities - None

ITEM 4.     Submission of matter to a vote of security holders -
            None

ITEM 5. Other information - Effective April 14, 1997, Carsten Iversen tendered his resignation as President of the Company and was replaced by Bjorn Stiedl. Mr. Iversen continues to hold a position as a director of the Company. In this connection, the Company was also informed that an Indictment has been issued against Mr. Stiedl by the Danish Courts in connection with tax charges of Danish companies with which Mr. Stiedl was involved relating to deferred tax issues. However, Mr.

            Stiedl denies any wrongdoing and intends to vigorously defend against these allegations.

ITEM 6. Exhibits and Reports on Form 8-K - On September 19, 1996, the Company filed a Form 8-K, advising the execution of a letter of intent to engage in the "reverse merger" of EBG. Thereafter, on or about, November 14, 1996, the Company filed another Form 8-K advising of the closing of the transaction of EBG. Subsequently, on or about, April 16, 1997, an amendment to the Form 8-K, filed on November 14, 1996, was filed which contained the audited financial statements of EBG.

                           SIGNATURES

Pursuant to the requirements of Section 12 of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   SDT Holding Corporation
                                   (Registrant)

                                   Dated:   May 1, 1997



                                   By: s/Bjorn Stiedl
                                      Bjorn Stiedl
                                      President

                                                SDT Holding Corp.


                                       Consolidated Balance Sheet
-----------------------------------------------------------------
December 31st                             1996           1995
-------------                          -----------    -----------
                                      Pound/Sterling Pound/Sterling
                                          '000           '000
Assets

Current Assets:
     Cash                                        4             52
     Accounts receivable - trade               187            378
     Accounts receivable - other             4,602          4,000
     Inventories - marine containers        16,348         16,056
     Current maturities of instalment
       contracts receivable                 24,066         19,565
     Prepaid expenses and other                218            200
                                       -----------    -----------
Total current assets                        45,425         40,251
                                       -----------    -----------
Property and equipment
     Marine containers                      42,996         36,000
     Office furniture and equipment            178            105
     Leasehold improvements                     55             38
     Vehicles                                   30              -
                                       -----------    -----------
                                            43,259         36,143

Less accumulated depreciation
     and amortisation                        1,246            300
                                       -----------    -----------
Property and equipment, net                 42,013         35,843
                                       -----------    -----------
Other assets:
     Installments contracts receivable,
       less current maturities             130,778         54,039
     License rights                         59,000         59,000
     Goodwill, net of accumulated
       amortisation of Pound/Sterling
       78,848                                  808            867
     Other                                      37              -
                                       -----------    -----------
Total other assets                         190,623        113,906
                                       -----------    -----------
                                           278,061        190,000
                                       ===========    ===========


                                                SDT Holding Corp.


                                       Consolidated Balance Sheet
-----------------------------------------------------------------

December 31st                              1996          1995
-------------                          -----------    -----------
                                      Pound/Sterling Pound/Sterling
                                           '000          '000

Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable - trade                   60             20
     Accounts payable - other                8,323         10,200
     Accruals and deferred income           17,841         11,033
     Taxes and other                         1,444            400
     Current portion of capital
        lease obligations                   19,876         18,900
                                       -----------    -----------
Total current liabilities                   47,544         40,553

Capital lease obligations,
   less current portion                    130,228         54,077
Accruals and deferred income                37,357         34,940
Deferred income taxes                        4,194            200
                                       -----------    -----------
Total liabilities                          219,323        129,770
                                       -----------    -----------
Commitments

Stockholders' equity:
     Common stock - Pound/Sterling 1
       shares; 70,000,000 shares
       authorized and 59,050,000
       shares issued                        59,050         59,050
     Foreign currency translation
       adjustment                            2,500            200
     Accumulated deficit                    (2,812)           980
                                       -----------    -----------
Total stockholders' equity                  58,738         60,230
                                       -----------    -----------
                                           278,061        190,000
                                       ===========    ===========


                                                SDT Holding Corp.


     Consolidated Statement of Operations and Accumulated Deficit
-----------------------------------------------------------------

3 months ended December 31st               1996          1995
----------------------------           -----------    -----------
                                      Pound/Sterling Pound/Sterling
                                           '000          '000

Revenues                                     8,443          7,675

Cost of revenues                             5,514          5,154
                                       -----------    -----------
Gross profit                                 2,929          2,521

Administrative expenses                        681            543
Amortisation expense                            15             15
                                       -----------    -----------
Income (loss) from operations                2,233          1,963

Interest income and similar income              63             58
Interest expense                              (108)          (101)
                                       -----------    -----------
Income (loss) before taxes on income         2,188          1,920

Taxes on income                             (1,000)          (900)
                                       -----------    -----------
Net income (loss)                            1,188          1,020
                                       ===========    ===========


                                                SDT Holding Corp.


     Consolidated Statement of Operations and Accumulated Deficit
-----------------------------------------------------------------

6 months ended December 31st              1996           1995*
----------------------------           -----------    -----------
                                     Pound/Sterling  Pound/Sterling
                                          '000           '000

Revenues                                    16,000         10,000

Cost of revenues                            10,700          7,000
                                       -----------    -----------
Gross profit                                 5,300          3,000

Administrative expenses                        920            750
Amortisation expense                            30             20
                                       -----------    -----------
Income (loss) from operations                4,350          2,230

Interest income and similar income             120             75
Interest expense                              (210)          (125)
                                       -----------    -----------
Income (loss) before taxes on income         4,260          2,180

Taxes on income                             (2,000)        (1,200)
                                       -----------    -----------
Net income (loss)                            2,260            980
                                       ===========    ===========


*Lupa Marine (UK) Ltd not purchased until 4.9.95


                                                SDT Holding Corp.

                                 Consolidated Cash Flow Statement
-----------------------------------------------------------------
6 months ended December 31st              1996           1995*
----------------------------           -----------    -----------
                                      Pound/Sterling Pound/Sterling
                                          '000           '000
Net cash inflow from operating
  activities                                   800            400

Returns on investments and
servicing of financing

Interest paid                                    -              -
Interest received                                5              3
Interest element of finance lease
  rental payments                             (205)          (103)
                                       -----------    -----------
Net cash outflow from returns on
  investments and servicing of
  finance                                     (200)          (100)

Taxation

UK corporation tax paid                          -              -
                                       -----------    -----------

Tax paid                                         -              -

Investing activities

Purchase of tangible fixed assets              (15)          (571)
Purchase of subsidiary undertaking
  (net of cash and cash equivalents)             -           (195)

Net cash outflow from investing
  activities                                   (15)          (766)
                                       -----------    -----------
Net cash inflow / (outflow)
  before financing                             585           (466)

Financing

Capital element of finance lease
  rental payments                              (45)           (24)
                                       -----------    -----------
Net cash outflow from financing                (45)           (24)
                                       -----------    -----------

Increase in cash and cash equivalents          540           (490)
                                       ===========    ===========


*Lupa Marine (UK) Ltd purchased in September 1995


                                                SDT Holding Corp.

                                 Consolidated Cash Flow Statement
-----------------------------------------------------------------
3 months ended December 31st              1996           1995
----------------------------           -----------    -----------
                                      Pound/Sterling Pound/Sterling
                                          '000           '000
Net cash inflow from operating
  activities                                   428            389

Returns on investments and
servicing of financing

Interest paid                                    -              -
Interest received                                3              3
Interest element of finance lease
  rental payments                             (111)          (101)
                                       -----------    -----------
Net cash outflow from returns on
  investments and servicing of
  finance                                     (108)           (98)

Taxation

UK corporation tax paid                          -              -
                                       -----------    -----------

Tax paid                                         -              -

Investing activities

Purchase of tangible fixed assets              (15)             -
Purchase of subsidiary undertaking
  (net of cash and cash equivalents)             -             (3)

Net cash outflow from investing
  activities                                   (15)            (3)
                                       -----------    -----------
Net cash inflow / (outflow)
  before financing                             305            288

Financing

Capital element of finance lease
  rental payments                              (24)           (22)
                                       -----------    -----------
Net cash outflow from financing                (24)           (22)
                                       -----------    -----------

Increase in cash and cash equivalents          281            266
                                       ===========    ===========


                                SDT HOLDING CORPORATION AND SUBSIDIARIES

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                            December 31, 1996
                                               (unaudited)


1.  Unaudited Interim
    Financial
    Statements        The accompanying unaudited financial statements have been
                      prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any quarter or for the full year. These statements should be read in conjunction with the financial statements of European Business Group (UK) Plc.
                      and notes thereto for the year ended August 31, 1996, included in the SDT Holding Corp.'s (the "Company")
                      Amendment No. 1 to Form 8-K dated April 16, 1997.


2.  History and
    business
    activity SDT Holding Corporation (the "Company"), was incorporated on June 21, 1990 under the laws of the State of Colorado, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Until consummating the transaction described below, the Company had not conducted and material business operations since its inception. The Company is a public reporting company under the Securities Exchange Act of 1934, as amended, but its securities do not trade as of the date of this report.

3.  Business
    Combination       Effective October 30, 1996 SDT Holding Corporation
                      acquired the stock of European Business Group (UK), Plc, ("EBG") in a reverse acquisition in which EBG's stockholders acquired voting control of SDT. The acquisition was accomplished through an exchange of stock in which SDT exchanged 18,000,000 shares of newly issued common stock for 100% of the outstanding common stock of EBG, resulting in ownership by the stockholders of EBG of approximately 82% of the combined company.

                      The transaction is accounted for as a reverse acquisition and recapitalization with EBG as the acquiring company because EBG's stockholders acquired a majority of the voting rights in the combined company. Under this method of accounting, SDT's assets and liabilities are recorded at their fair values which approximates historical cost and historical financial results reported by SDT are those of EBG with SDT operations reported from the date of acquisition forward.

4.  Subsidiaries
    and
    Acquisitions      The following were subsidiaries at December 31, 1996, and
                      have all been included in the consolidated financial statements.

                                                 Proportion
                                                  of voting
                                                    rights
                                                     and
                                                   ordinary
                                                    share
                                                   capital
                  Name                               held  Nature of business
                  _______________________________    ____  ___________________

                  W Limited                          100%  Asset leasing
                  Lupa Marine (UK) Ltd               100%  Purchase and sale of
                                                            marine containers
                  EBB Company Finance Limited        100%  Business consulting
                  Crisum Corporate Consulting
                    Limited                          100%  Asset leasing and
                                                            group administration
                  Industrial & Trade Consultants Ltd 100%  Asset leasing and advertising,
                                                            partnership
                                                            investment
                  EBB Company Management
                    Limited                          100%  Marketing of licenses
                  EBB Trade Management
                    Limited                          100%  Advertising agent
                  EBG Trade Management
                    Limited                          100%  Dormant
                  EBG Corporate Consulting
                    Limited                          100%  Dormant
                  EBG Finance Limited                100%  Dormant
                  EBG License Trade (UK)
                    Limited                         100%   Dormant
                  EBG License Trade (INT)
                    Limited                         100%   Dormant
                  EBG Company Leasing
                    Limited                         100%   Dormant
                  EBG Partner Limited               100%   Dormant
                  EBG Timecharter Limited           100%   Dormant

                  i)  Acquisitions in the year

                      During fiscal 1996 the Company acquired the following subsidiaries, all of which have been included in the consolidated accounts using the principles of acquisition accounting:

                                            Date of        % of    Consideration
                  Subsidiary              Acquisition     Holding   (Fair Value)
                                                                      (Pounds)
                  ___________________  _________________  _______  ____________
                  Lupa Marine (UK) Ltd September 4, 1995    100%   7,800,000
                                                                    loan debt
                  Industrial & Trade                               2,200,000
                   Consultants Limited September 4, 1995    100%    loan debt
                  W Limited            October 1, 1995      100%   1 cash
                  EBB Company Finance
                   Limited             September 4, 1995    100%   225,000 cash
                  Crisum Corporate
                   Consulting Limited  September 4, 1995    100%   225,000 cash
                  EBB Trade Management
                   Limited             June 3, 1996         100%   2 cash
                  EBG Trade Management
                   Limited             September 4, 1995    100%   2 cash

                                            Date of        % of    Consideration
                  Subsidiary              Acquisition     Holding   (Fair Value)
                                                                      (Pounds)
                  ___________________  _________________  _______  _____________
                  EBG Corporate
                   Consulting Limited  October 6, 1995      100%   2 cash
                  EBB Company
                   Management Limited  September 4, 1995    100%   (Acquired via
                                                                    Industrial
                                                                    & Trade
                                                                    Consultants

                  The amount paid for the acquisitions exceeded the fair value of net assets acquired, which also approximated historical costs, by Pounds 10,421,770. However of this amount
                  Pounds 9,534,729 was attributed to net assets acquired from persons who also own substantial portions of SDT Holding Corporation. Therefore the Pounds 9,534,729 was written off against the stockholders' equity of the Company leaving a balance Pounds 887,041 which was assigned to Goodwill.

                  Unaudited pro forma results of operations as if the acquisitions occurred at the beginning of each of the fiscal years 1996 and 1995 are presented below. The unaudited pro forma results have been prepared for comparative purposes only and are not necessarily indicative of what would have occurred had the acquisitions been completed as of those dates or of any results that may occur in the future.

                                                   1996               1995
                                                 (Pounds)           (Pounds)
                                                __________          _________

                  Revenue                       30,701,688          8,986,742
                  Net income (loss)              4,762,898         (4,097,293)

                  The amounts for fiscal year 1996 are approximately the same as the consolidated statement of operations for fiscal year 1996 since the acquisitions of the operating companies took place approximately at the beginning of fiscal year 1996.

5. Stock
   Split The Board of Directors declared an eight for one forward split of the Company's issued and outstanding common stock, effective for stockholders of record on September 19, 1996. The share distribution date was October 31, 1996.

6. Commitments    On December 5, 1996 the Company entered into an agreement with
                  Northridge Finance Limited and Roseworth Financial Services
                  Limited whereby the Company assigned an amount of Pounds
                  1,410,000 due to the Company by Nadelar Business
                  Corporation. As consideration for the assignment the Company was released from its obligations under a loan agreement for Pounds 2 million.