Form 10-Q
period 1997-03-31
SDT HOLDING CORP
filed 1997-05-15
CIK 927652

U.S. SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON D.C. 20549

                           FORM 10-Q

                     Quarterly Report Under
               the Securities Exchange Act of 1934

               For Quarter ended: March 31, 1997

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of March 31, 1997, was 22,000,000 shares.

                             PART 1

ITEM 1.     FINANCIAL STATEMENTS

The unaudited financial statements for the nine month period ended March 31, 1997, attached hereto. European Business Group (UK) Plc, the entity which engaged in the "reverse merger" with the Company effective October 31, 1996, was not formed until August 1995. As a result, comparison figures are not available from the years prior to that time.


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

The following financial information and discussion covers the results of the three month period from January 1, 1997 to March 31, 1997. The result of operations compares with a similar period for EBG prior to the reverse merger. As EBG had not prepared quarterly reports before October 1996, the comparative figures have been extracted from the accounting material available and are the only figures available.

Comparison of Results of Operations for the three months ended
March 31, 1997 and 1996

Revenues for the three month period ended March 31, 1997 were in pounds sterling 13,908,000.00, which is an increase of Pounds 5,908,000 compared to revenues for the similar period from 1996. The result is an increase in revenues of 74% pre-tax for the three months ended March 31, 1997. This increase in revenue was as a result of sales of license rights. The increase in net-profitability pre-tax was 15% and the net result after tax increased by 50%.

During the three month period ended March 31, 1997, cost of sales remained relatively constant apart from acquisitions of license rights which have distorted the three month figures. In 1997, cost of sales was Pounds 10,568,000 compared to Pounds 4,775,000 for the similar period in 1996, an increase of approximately 121% due primarily to costs associated with the Company's increased revenues. Selling, general and administrative expenses decreased from Pounds 737,000 to Pounds 530,000 for the three month period ended March 31, 1997, a decrease of approximately 28% due to fewer legal, professional and consultancy charges. Management believes the Company's business will continue to expand and increase, but in management's opinion the administrative apparatus of the business is in place and it should not be necessary to increase staff substantially in the future as present staff should be able to cope with increasing demand.

Comparison of Results of Operations for the nine months ended March 31, 1997 and 1996

Revenues for the nine month period ended March 31, 1997 were in pounds sterling 29,908,000.00, which is an increase of Pounds 11,908,000 compared to revenues for the similar period from 1996. The result is an increase in revenues of 66% pre-tax for the nine months ended March 31, 1997. The increase in net-profitability pre-tax was 53% and the net result after tax increased by 88%. The increase in revenue is primarily due to sale of license rights and the fact that the Company's subsidiary, Lupa Marine (UK) Ltd., was only purchased in September 1995; hence, the nine month period ended March 31, 1996 only includes six months of that subsidiary's revenues.

During the nine month period ended March 31, 1997, cost of sales remained relatively constant apart from acquisitions of license rights which have distorted the nine month figures. In 1997, cost of sales was Pounds 21,268,000 compared to Pounds 11,775,000 for the similar period in 1996, an increase of approximately 81% due primarily to costs associated with the Company's increased revenues. Selling, general and administrative expenses for the nine month period ended March 31, 1997, remained relatively constant. Management believes the Company's business will continue to expand and increase, but in management's opinion the administrative apparatus of the business is in place and it should not be necessary to increase staff substantially in the future as present staff should be able to cope with increasing demand.

Liquidity and Capital Resources

As a result of the refinancing of Pounds 3,000,000 from London
Trust Bank on April 10, 1997, as described below, there was a net cash flow of

Pounds 900,000 to be utilized for working capital. No decision has yet been made upon the utilization of the Pounds 5,000,000 loan as yet.

As of the date of this report, the Company finances its operation primarily from the annual proceeds and revenue of its business. At August 31, 1996, the Company had loans outstanding of Pounds 10 million in respect of the acquisition of subsidiary undertakings, including the following:

     Loan for the purchase of
           Lupa Marine (UK) Ltd                Pounds  7,800,000
     Loan for the purchase of Industrial
           & Trade Consultants Ltd             Pounds  2,200,000
                                                     -----------
                                               Pounds 10,000,000
                                                     ===========
The original loan terms were:

The loan shall be repayable on demand and in any event not later than 3 years from the date of the loan agreement.

     Date of Agreements   Name of Lender           Amount of Loan

     September 4, 1995    Holmes Finance Inc.  Pounds  2,200,000
     September 4, 1995    Stiedl Foundation    Pounds  7,800,000
                                                     -----------
                                               Pounds 10,000,000
                                                     ===========

Both lenders have stated that they will not seek repayment until such time as the Company has surplus cash available.

On December 4, 1996, an agreement was entered into with Northbridge Finance Ltd and Roseworth Financial Services Ltd whereby EBG assigned an amount of Pounds 1,410,000 due to EBG by Nadelar
Business Corporation. As consideration for the assignment, EBG was released from its obligations under a loan agreement for Pounds 2 million.

Subsequent Events

On April 10, 1997, EBG entered into two loan agreements with London Trust Bank Plc acting as agent for a proposed syndicate of banks for Pounds 3 million and Pounds 5 million, respectively, for the purpose of refinancing its acquisition of ITC Ltd (Pounds 2.2 million - see above). The remainder is to be utilized for working capital purposes.

Management has considered future cash flow from existing and expected additional revenue and forecast that its obligations under the agreements can be met. The Pounds 3 million loan is to be repaid in eight equal quarterly installments after the drawdown date (expected to be on or about May 1, 1997).

The Pounds 5 million loan has similar terms but it is not expected to be utilized unless the right investment opportunity arises. As a result of these loans, the Company does not foresee at present any circumstances that would require it to raise any additional capital in the market over the next 12 months.

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

ITEM 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibits

                 EX-27   Financial Data Schedule

            (b)  Reports on Form 8-K

                 None

                           SIGNATURES

Pursuant to the requirements of Section 12 of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   SDT Holding Corporation
                                   (Registrant)

                                   Dated:   May 15, 1997



                                   By: s/Bjorn Stiedl
                                      Bjorn Stiedl
                                      President


                                                SDT Holding Corp.


                                       Consolidated Balance Sheet
-----------------------------------------------------------------

March 31st                                1997           1996
-------------                          -----------    -----------
                                       Pounds '000    Pounds '000
Assets

Current Assets:
     Cash                                      121             26
     Accounts receivable - trade               299            114
     Accounts receivable - other             7,491          3,356
     Inventories - marine containers         8,588              0
     Current maturities of instalment
       contracts receivable                 25,281         21,192
     Prepaid expenses and other                167            163
                                       -----------    -----------
Total current assets                        41,947         24,851
                                       -----------    -----------
Property and equipment
     Marine containers                      42,996         39,393
     Office furniture and equipment            178            120
     Leasehold improvements                     55             50
     Vehicles                                   23              0
                                       -----------    -----------
                                            43,252         39,563

Less accumulated depreciation
     and amortisation                        1,978            600
                                       -----------    -----------
Property and equipment, net                 41,274         38,963
                                       -----------    -----------
Other assets:
     Installments contracts receivable,
       less current maturities             138,615         97,562
     License rights                         59,000         59,000
     Goodwill, net of accumulated
       amortisation of Pounds 78,848           793            853
     Other                                      37             37
                                       -----------    -----------
Total other assets                         198,445        157,452
                                       -----------    -----------
                                           281,666        221,266
                                       ===========    ===========



                                                SDT Holding Corp.


                                       Consolidated Balance Sheet
-----------------------------------------------------------------

March 31st                                 1997          1996
-------------                          -----------    -----------
                                       Pounds '000    Pounds '000

Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable - trade                  162            689
     Accounts payable - other                7,739         10,000
     Accruals and deferred income           19,013         16,333
     Taxes and other                         1,703          1,635
     Current portion of capital
        lease obligations                   13,585          8,423
                                       -----------    -----------
Total current liabilities                   42,202         37,080

Capital lease obligations,
   less current portion                    137,070         91,645
Accruals and deferred income                36,167         37,243
Deferred income taxes                        5,194          1,668
                                       -----------    -----------
Total liabilities                          220,633        167,636
                                       -----------    -----------
Commitments

Stockholders' equity:
     Common stock - Pounds 1 shares;
       70,000,000 shares authorized
       and 59,050,000 shares issued         59,050         59,050
     Foreign currency translation
       adjustment                            3,000          1,200
     Accumulated deficit                    (1,017)        (6,620)
                                       -----------    -----------
Total stockholders' equity                  61,033         53,630
                                       -----------    -----------
                                           281,666        221,266
                                       ===========    ===========



                                                SDT Holding Corp.


                             Consolidated Statement of Operations
-----------------------------------------------------------------

3 months ended March 31st                 1997            1996
----------------------------           -----------    -----------
                                       Pounds '000    Pounds '000

Revenues                                    13,908          8,000

Cost of revenues                            10,568          4,775
                                       -----------    -----------
Gross profit                                 3,340          3,225

Administrative expenses                        530            737
Amortisation expense                            15             15
                                       -----------    -----------
Income from operations                       2,795          2,473

Interest income and similar income               0             65
Interest expense                                 0           (115)
                                       -----------    -----------
Income before taxes on income                2,795          2,423

Taxes on income                             (1,000)        (1,250)
                                       -----------    -----------
Net income                                   1,765          1,173
                                       ===========    ===========




                                                SDT Holding Corp.


                             Consolidated Statement of Operations
-----------------------------------------------------------------

9 months ended March 31st                 1997            1996
----------------------------           -----------    -----------
                                       Pounds '000    Pounds '000

Revenues                                    29,908         18,000

Cost of revenues                            21,268         11,775
                                       -----------    -----------
Gross profit                                 8,640          6,225

Administrative expenses                      1,450          1,487
Amortisation expense                            45             35
                                       -----------    -----------
Income from operations                       7,145          4,703

Interest income and similar income             120            140
Interest expense                              (210)          (240)
                                       -----------    -----------
Income before taxes on income                7,055          4,603

Taxes on income                             (3,000)        (2,450)
                                       -----------    -----------
Net income                                   4,055          2,153
                                       ===========    ===========



                                                SDT Holding Corp.

                                 Consolidated Cash Flow Statement
-----------------------------------------------------------------

3 months ended March 31st                 1997           1996
----------------------------           -----------    -----------
                                       Pounds '000    Pounds '000
Net cash inflow from operating
  activities                                   338            122

Returns on investments and
servicing of financing

Interest paid                                    0              0
Interest received                                0              0
Interest element of finance lease
  rental payments                             (130)           (70)
                                       -----------    -----------
Net cash outflow from returns on
  investments and servicing of
  finance                                     (130)           (70)

Taxation

UK corporation tax paid                          0              0
                                       -----------    -----------

Tax paid                                         0              0

Investing activities

Purchase of tangible fixed assets                0            (31)
Purchase of subsidiary undertaking
  (net of cash and cash equivalents)             0              0

Net cash outflow from investing
  activities                                     0            (31)
                                       -----------    -----------
Net cash inflow / (outflow)
  before financing                             208            (21)

Financing

Capital element of finance lease
  rental payments                              (91)           (47)
                                       -----------    -----------
Net cash outflow from financing                (91)           (47)
                                       -----------    -----------

Increase in cash and cash equivalents          117            (26)
                                       ===========    ===========



                                                SDT Holding Corp.

                                 Consolidated Cash Flow Statement
-----------------------------------------------------------------

9 months ended March 31st                 1997           1996
----------------------------           -----------    -----------
                                       Pounds '000    Pounds '000
Net cash inflow from operating
  activities                                 1,138            522

Returns on investments and
servicing of financing

Interest paid                                    0              0
Interest received                                5              3
Interest element of finance lease
  rental payments                             (335)          (173)
                                       -----------    -----------
Net cash outflow from returns on
  investments and servicing of
  finance                                     (330)          (170)

Taxation

UK corporation tax paid                          0              0
                                       -----------    -----------

Tax paid                                         0              0

Investing activities

Purchase of tangible fixed assets              (15)          (602)
Purchase of subsidiary undertaking
  (net of cash and cash equivalents)             0           (195)

Net cash outflow from investing
  activities                                   (15)          (797)
                                       -----------    -----------
Net cash inflow / (outflow)
  before financing                             793           (445)

Financing

Capital element of finance lease
  rental payments                             (136)           (71)
                                       -----------    -----------
Net cash outflow from financing               (136)           (71)
                                       -----------    -----------

Increase in cash and cash equivalents          657           (516)
                                       ===========    ===========


                          SDT HOLDING CORPORATION AND SUBSIDIARIES

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                       March 31, 1996
                                         (unaudited)


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

4.  Subsidiaries
    and
    Acquisitions    The following were subsidiaries at March 31, 1997, and
                    have all been included in the consolidated financial statements.

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

                  i)  Acquisitions in the year

                      During fiscal 1996 the Company acquired the following subsidiaries, all of which have been included in the consolidated accounts using the principles of acquisition accounting:

                                            Date of        % of    Consideration
                  Subsidiary              Acquisition     Holding   (Fair Value)
                                                                      (Pounds)
                  ___________________  _________________  _______  ___________
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

                                            Date of        % of    Consideration
                  Subsidiary              Acquisition     Holding   (Fair Value)
                                                                      (Pounds)
                  ___________________  _________________  _______  ___________
                  EBG Corporate
                   Consulting Limited  October 6, 1995      100%   2 cash
                  EBB Company
                   Management Limited  September 4, 1995    100%   (Acquired via
                                                                    Industrial
                                                                    & Trade
                                                                    Consultants

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

                                   SDT HOLDING CORPORATION

                       Exhibit Index to Quarterly Report on Form 10-Q
                            For the Quarter Ended March 31, 1997

EXHIBITS                                                              Page No.

  EX-27      Financial Data Schedule . . . . . . . . . . . . . . . . . . . 17