Form 10-Q
period 1997-06-30
SDT HOLDING CORP
filed 1997-08-19
CIK 927652

U.S. SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON D.C. 20549

                           FORM 10-Q

             Transition Report Pursuant to Section 13
          or 15(d) of the Securities Exchange Act of 1934

  For the Transition Period From April 1, 1997 to June 30, 1997

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

              Former fiscal year end: June 30, 1997
      (Former name, former address and former fiscal year,
                  if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements of the past 90 days:
Yes   ___X____, No________.

The number of shares of the registrant's only class of common stock issued and outstanding, as of June 30, 1997, was 23,025,000 shares.

                             PART 1


ITEM 1.     FINANCIAL STATEMENTS

The unaudited financial statements for the twelve month period ended June 30, 1997, are attached hereto. European Business Group
(UK) Plc, the entity which engaged in the "reverse merger" with the Company effective October 31, 1996, was not formed until August 1995. As a result, comparison figures are not available from the years prior to that time.


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

The following financial information and discussion covers the results of the three month period from April 1, 1997 to June 30, 1997. The result of operations compares with a similar period for EBG prior to the reverse merger. As EBG had not prepared quarterly reports before October 1996, the comparative figures have been extracted from the accounting material available and is the only information available.

Comparison of Results of Operations for the Three Months Ended June 30, 1997 and 1996

Revenues for the three month period ended June 30, 1997 were in Pound/Sterling 3,812,000, which is a decrease of Pound/Sterling 2,740,000 compared to revenues for the similar period from 1996. The result is a decrease in revenues of 42% pre-tax for the three months ended June 30, 1997. This decrease in revenue was as a result of no license rights being sold in the quarter. The increase in net-profitability pre-tax was 12% and the net result after tax increased by 478%. This is mainly a result of the dramatic strengthening of sterling against the Danish Kroner and to a lesser extent the US dollar.

During the three month period ended June 30, 1997, cost of sales remained relatively constant compared with the previous three months. In 1997, cost of sales was 64% compared to 75% for the similar period in 1996, due primarily to a different mix of revenue types. Selling, general and administrative expenses decreased from Pound/Sterling 804,000 to Pound/Sterling 530,000 for the three month period ended June 30, 1997, a decrease of approximately 34% due to fewer legal, professional and consultancy charges. Management believes the Company's business will continue to expand and increase, but in management's opinion the administrative apparatus of the business is in place and it should not be necessary to increase staff substantially in the future as present staff should be able to cope with increasing demand. Nevertheless, the Company has made arrangements with two senior consultants to support sales.

Comparison of Results of Operations for the Twelve Months Ended
June 30, 1997 and 1996

Revenues for the twelve month period ended June 30, 1997 were in Pound/Sterling 33,720,000, which is an increase of Pound/Sterling 9,168,000 compared to revenues for the similar period from 1996. The result is an increase in revenues of 37% pre-tax for the twelve months ended June 30, 1997. The increase in net-profitability pre-tax was 47% and the net result after tax increased by 242%. The increase in revenue is primarily due to sale of license rights and the fact that the Company's subsidiary, Lupa Marine (UK) Ltd., was only purchased in September 1995; hence, the twelve month period ended June 30, 1996 only includes nine months of that subsidiary's revenues.

During the twelve month period ended June 30, 1997, cost of sales remained relatively constant apart from acquisitions of license rights which have distorted the twelve month figures. In 1997, cost of sales was Pound/Sterling 23,691,000 compared to Pound/Sterling 16,691,000 for the similar period in 1996, an increase of approximately 42% due primarily to costs associated with the Company's increased revenues. Selling, general and administrative expenses for the twelve month period ended June 30, 1997, reduced slightly mainly due to fewer legal, professional and consultancy charges. Management believes the Company's business will continue to expand and increase, but in management's opinion the administrative apparatus of the business is in place and it should not be necessary to increase staff substantially in the future as present staff should be able to cope with increasing demand. Nevertheless, the Company has made arrangements with two senior consultants to support sales.

Liquidity and Capital Resources

As of the date of this report, the Company finances its operation primarily from the annual proceeds and revenue of its business. At June 30, 1997, the Company had loans outstanding of Pound/Sterling
8.8 million, including the following:

     Loan for the purchase
              of Lupa Marine (UK) Ltd    Pound/Sterling 5,800,000
     Loan from London Trust Bank Plc
              (drawn)                    Pound/Sterling 3,000,000
                                                      -----------
                                         Pound/Sterling 8,800,000
                                                      ===========
EBG has previously entered into two loan agreement with London Trust Bank Plc acting as agent for a proposed syndicate of banks for Pound/Sterling 3 million and Pound/Sterling 5 million, respectively, for the purpose of refinancing its acquisition of ITC Ltd (Pound/Sterling 2.2 million - see above). The Pound/Sterling
3 million loan is to be repaid in eight equal quarterly installments which began May 7, 1997. As a result of this refinancing, there was a net cash flow of Pound/Sterling 900,000 to be utilized for working capital. No decision has yet been made upon the utilization of the Pound/Sterling 5,000,000 loan as yet.

Management has considered future cash flow from existing and expected additional revenue and forecasts that its obligations under the agreements can be met.

The Pound/Sterling 5 million loan has similar terms, but is not expected to be utilized unless the right investment opportunity arises. As a result of these loans, the Company does not foresee at present any circumstances that would require it to raise any additional capital in the market over the next 12 months.

Trends

The sales of the Company's products, particularly Hire Purchase Leasing products, have been increasing over the past year and management believes that the same will continue to increase. In June 1997, the UK Government introduced the new budget and adopted new tax regulations providing for large incentives for investments in film rights. This has prompted management to look closer at the possibilities of exploring and developing investment in such film rights. It is management's belief and expectation that there will be a bigger growth in the film rights business than in the continuation of the billboard concept. Management is optimistic and believes that the turn-over, in particular the film rights, will increase in the future and become a more dominant factor in the accounts whereas the hire-purchase/leasing business has been the prime income producer up to now. However, there can be no assurances that the Company's entry into the film rights business will be profitable in the near future, or at all.

                  PART 11.  OTHER INFORMATION

ITEM 1.     Legal Proceedings - None

ITEM 2.     Changes in Securities - None

ITEM 3.     Defaults upon senior securities - None

ITEM 4.     Submission of matter to a vote of security holders -
            None

ITEM 5. Other information - The Company entered into a consulting agreement in June 1997 with Alison Jax & Co. Ltd. ("Alison"), a British Virgin Island corporation. Alison shall assist the Company in locating and evaluating potential real estate and other investments and ideas for new products and services and shall advise with respect to strategic planning, financing opportunities, the preparation of business plans and related matters. This agreement provides for the Company to issue 1,000,000 shares of its restricted common stock in favor of Alison.

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


                                   SDT Holding Corporation
                                   (Registrant)

                                   Dated:  August 18, 1997



                                   By: s/Bjorn Stiedl
                                      Bjorn Stiedl
                                      President

                                                SDT Holding Corp.


                                       Consolidated Balance Sheet
-----------------------------------------------------------------
June 30th                                 1997           1996
-------------                          -----------    -----------
                                           Pound/Sterling'000
Assets

Current Assets:
     Cash                                      922            (25)
     Accounts receivable - trade               548            444
     Accounts receivable - other             9,803         21,869
     Inventories - marine containers        19,574         11,658
     Current maturities of instalment
       contracts receivable                 25,175         28,023
     Prepaid expenses and other              2,149          2,000
                                       -----------    -----------
Total current assets                        51,171         63,969
                                       -----------    -----------
Property and equipment
     Marine containers                      57,549         42,996
     Office furniture and equipment            227            150
     Leasehold improvements                     55             50
     Vehicles                                   23              0
                                       -----------    -----------
                                            57,854         43,196

Less accumulated depreciation
     and amortisation                        2,675            600
                                       -----------    -----------
Property and equipment, net                 55,179         42,596
                                       -----------    -----------
Other assets:
     Installments contracts receivable,
       less current maturities             134,507        108,969
     License rights                         59,000         59,000
     Goodwill, net of accumulated
       amortisation of Pound/Sterling
       78,848                                  779            839
     Other                                      37             37
                                       -----------    -----------
Total other assets                         194,323        168,845
                                       -----------    -----------
                                           307,673        275,410
                                       ===========    ===========


                                                SDT Holding Corp.


                                       Consolidated Balance Sheet
-----------------------------------------------------------------

June 30th                                  1997          1996
-------------                          -----------    -----------
                                           Pound/Sterling'000
Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable - trade                   11             17
     Accounts payable - other                7,480         10,000
     Accruals and deferred income           11,020         13,272
     Taxes and other                         2,323          1,200
     Current portion of loan                 1,730              -
     Current portion of capital
        lease obligations                   15,741         13,154
                                       -----------    -----------
Total current liabilities                   38,305         37,643

Loan, less current portion                   1,270              -
Capital lease obligations,
   less current portion                    152,590        133,079
Accruals and deferred income                39,067         43,511
Deferred income taxes                        3,848          2,748
                                       -----------    -----------
Total liabilities                          235,080        216,981
                                       -----------    -----------
Commitments

Stockholders' equity:
     Common stock - no par value;
       100,000,000 shares authorized
       and 23,025,000 shares issued         59,050         59,050
     Preferred Stock - no par value;
       2,000,000 authorized, none
       issued                                    0              0
     Accumulated fund/(deficit)             13,543           (621)
                                       -----------    -----------
Total stockholders' equity                  72,593         58,429
                                       -----------    -----------
                                           307,673        275,410
                                       ===========    ===========


                                                SDT Holding Corp.


                             Consolidated Statement of Operations
-----------------------------------------------------------------

3 months ended June 30th                  1997            1996
----------------------------           -----------    -----------
                                            Pound/Sterling'000
Revenues                                     3,812          6,552

Cost of revenues                             2,423          4,916
                                       -----------    -----------
Gross profit                                 1,389          1,636

Administrative expenses                        530            804
Amortisation expense                            14             14
                                       -----------    -----------
Income from operations                         845            818

Interest income and similar income             (72)*           52
Interest expense                                98 *          (94)
                                       -----------    -----------
Income before taxes on income                  871            776

Foreign currency translation adjustment     11,138 **       2,500

Taxes on income                               (400)          (850)
                                       -----------    -----------
Net income                                  11,609          2,426
                                       ===========    ===========


* Interest income and expense incorrectly analyzed in previous months, 12 months' figures are correct resulting in an adjustment in the three months.

** As a result of converting the Danish Kronar and US dollar denominated capital lease obligations into sterling at June 30, 1997 rates.

Note
Depreciation on Marine Containers has now been re-allocated to Cost of Revenues from Administrative Expenses.


                                                SDT Holding Corp.


                             Consolidated Statement of Operations
-----------------------------------------------------------------

12 months ended June 30th                  1997            1996
----------------------------           -----------    -----------
                                           Pound/Sterling'000
Revenues                                    33,720         24,552

Cost of revenues                            23,691         16,691
                                       -----------    -----------
Gross profit                                10,029          7,861

Administrative expenses                      1,980          2,291
Amortisation expense                            59             49
                                       -----------    -----------
Income from operations                       7,990          5,521

Interest income and similar income              48            192
Interest expense                              (112)          (334)
                                       -----------    -----------
Income before taxes on income                7,926          5,379

Foreign currency translation adjustment     11,138*         2,500

Taxes on income                             (3,400)        (3,300)
                                       -----------    -----------
Net income                                  15,664          4,579
                                       ===========    ===========

* As a result of converting the Danish Kroner and US dollar denominated capital lease obligations into sterling at June 30, 1997 rates.

Note
Depreciation on Marine Containers has now been re-allocated to Cost of Revenues from Administrative Expenses.


                                                SDT Holding Corp.

                                 Consolidated Cash Flow Statement
-----------------------------------------------------------------
3 months ended June 30th                   1997           1996
----------------------------           -----------    -----------
                                           Pound/Sterling'000
Net cash inflow/(outflow) from
  operating activities                        (515)           245

Returns on investments and
servicing of financing

Interest paid                                    0              0
Interest received                                0              0
Interest element of finance lease
  rental payments                             (170)          (170)
                                       -----------    -----------
Net cash outflow from returns on
  investments and servicing of
  finance                                     (166)          (170)

Taxation

UK corporation tax paid                          0              0
                                       -----------    -----------

Tax paid                                         0              0

Investing activities

Purchase of tangible fixed assets              (17)           (16)
Purchase of subsidiary undertaking
  (net of cash and cash equivalents)             0              0

Net cash outflow from investing
  activities                                   (17)           (16)
                                       -----------    -----------
Net cash inflow / (outflow)
  before financing                            (698)            59

Financing

Net loan receipt (London Trust Bank)         1,099              0
Capital element of finance lease
  rental payments                             (111)          (144)
                                       -----------    -----------
Net cash outflow from financing                988           (114)
                                       -----------    -----------

Increase in cash and cash equivalents          290            (55)
                                       ===========    ===========


                                                SDT Holding Corp.

                                 Consolidated Cash Flow Statement
-----------------------------------------------------------------
12 months ended June 30th                 1997           1996
----------------------------           -----------    -----------
                                          Pound/Sterling'000
Net cash inflow from operating
  activities                                   623            767

Returns on investments and
servicing of financing

Interest paid                                    0              0
Interest received                                9              3
Interest element of finance lease
  rental payments                             (505)          (343)
                                       -----------    -----------
Net cash outflow from returns on
  investments and servicing of
  finance                                     (496)          (340)

Taxation

UK corporation tax paid                          0              0
                                       -----------    -----------

Tax paid                                         0              0

Investing activities

Purchase of tangible fixed assets              (32)          (618)
Purchase of subsidiary undertaking
  (net of cash and cash equivalents)             0           (195)

Net cash outflow from investing
  activities                                   (32)          (813)
                                       -----------    -----------
Net cash inflow / (outflow)
  before financing                              95           (386)

Financing

Net loan receipt (London Trust Bank)         1,099              0
Capital element of finance lease
  rental payments                             (247)          (185)
                                       -----------    -----------
Net cash inflow/(outflow)
  from financing                               852           (185)
                                       -----------    -----------

Increase in cash and cash equivalents          947           (571)
                                       ===========    ===========


               SDT HOLDING CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           June 30, 1997
                            (unaudited)


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


2.  History and business activity

SDT Holding Corporation (the "Company"), was incorporated on June 21, 1990 under the laws of the State of Colorado, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Until consummating the transaction described below, the Company had not conducted any material business operations since its inception. The Company is a public reporting company under the Securities Exchange Act of 1934, as amended, but its securities do not trade as of the date of this report.

                       SDT HOLDING CORPORATION

               Exhibit Index to Transition Report on Form 10-Q
            For the Transition Period April 1, 1997 to June 30, 1997

EXHIBITS                                                      Page No.

  EX-27     Financial Data Schedule . . . . . . . . . . . . .     15